Form 10-Q
period 2004-03-28
FOAMEX CAPITAL CORP; FOAMEX L P
filed 2004-05-07
CIK 890081, 890080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 2004

                    Commission file numbers 1-11432; 1-11436


                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




          Delaware                                            05-0475617
          Delaware                                            22-3182164
-------------------------------                          ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)


1000 Columbia Avenue
Linwood, PA                                                       19061
-------------------------------                          ----------------------
(Address of principal                                          (Zip Code)
executive offices)

Registrant's telephone number, including area code:  (610) 859-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---    ---

Foamex L.P. and Foamex Capital Corporation meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

The number of shares of Foamex Capital Corporation's common stock outstanding as of May 3, 2004 was 1,000.

                                   FOAMEX L.P.
                           FOAMEX CAPITAL CORPORATION

                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited).
              Condensed Consolidated Statements of Operations - Quarters Ended
                March 28, 2004 and March 30, 2003                                                                3

              Condensed Consolidated Balance Sheets as of March 28, 2004 and
                December 28, 2003                                                                                4

              Condensed Consolidated Statements of Cash Flows - Quarters Ended
                March 28, 2004 and March 30, 2003                                                                5

              Notes to Condensed Consolidated Financial Statements                                               6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                18

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   22

         Item 4.  Controls and Procedures.                                                                      22

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            24

         Item 6.  Exhibits and Reports on Form 8-K.                                                             24

Signatures                                                                                                      25

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                             Quarters Ended
                                                                                      -----------------------------
                                                                                      March 28,           March 30,
                                                                                        2004                2003
                                                                                      ---------           ---------
                                                                                               (thousands)

NET SALES                                                                             $313,618            $328,151

COST OF GOODS SOLD                                                                     273,859             297,614
                                                                                      --------            --------

GROSS PROFIT                                                                            39,759              30,537

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            25,453              20,633

RESTRUCTURING CHARGES                                                                      528                   -
                                                                                      --------            --------

INCOME FROM OPERATIONS                                                                  13,778               9,904

INTEREST AND DEBT ISSUANCE EXPENSE                                                      18,611              19,111

INCOME FROM EQUITY INTEREST IN JOINT VENTURES                                              277                 366

OTHER INCOME  (EXPENSE), NET                                                               992              (1,615)
                                                                                      --------            --------
LOSS BEFORE PROVISION FOR INCOME TAXES                                                  (3,564)            (10,456)

PROVISION FOR INCOME TAXES                                                                 772                  87
                                                                                      --------            --------
NET LOSS                                                                              $ (4,336)           $(10,543)
                                                                                      ========            ========


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                           March 28, 2004    December 28, 2003
ASSETS                                                                     --------------    -----------------
CURRENT ASSETS                                                                        (thousands)
   Cash and cash equivalents                                                 $   4,142            $  6,610
   Accounts receivable, net of allowances of $10,882 in 2004
         and $10,505 in 2003                                                   183,833             181,288
   Inventories                                                                 106,933              95,882
   Other current assets                                                         23,963              27,287
                                                                             ---------            --------
       Total current assets                                                    318,871             311,067

Property, plant and equipment                                                  412,706             414,680
Less accumulated depreciation                                                 (255,579)           (251,830)
                                                                             ---------            --------
   NET PROPERTY, PLANT AND EQUIPMENT                                           157,127             162,850

GOODWILL                                                                       126,209             126,258

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $12,334 in 2004 and $10,648 in 2003                          25,509              27,195

SOFTWARE COSTS, net of accumulated amortization of $4,102 in 2004
   and $3,603 in 2003                                                           10,124               9,767

INVESTMENT IN AND ADVANCES TO AFFILIATES                                        15,246              14,503

OTHER ASSETS                                                                    17,441              13,515
                                                                             ---------            --------
TOTAL ASSETS                                                                 $ 670,527            $665,155
                                                                             =========            ========

LIABILITIES AND PARTNERS' DEFICIENCY
CURRENT LIABILITIES
   Revolving credit borrowings                                               $  98,110            $ 96,065
   Current portion of long-term debt                                             8,933               8,937
   Accounts payable                                                            104,620              98,310
   Accrued employee compensation and benefits                                   32,896              28,331
   Accrued interest                                                             22,317              12,376
   Accrued customer rebates                                                     12,143              18,077
   Cash overdrafts                                                              10,768              12,688
   Other accrued liabilities                                                    18,108              17,584
                                                                             ---------            --------
       Total current liabilities                                               307,895             292,368

LONG-TERM DEBT                                                                 636,171             640,621
ACCRUED EMPLOYEE BENEFITS                                                       43,307              43,348
OTHER LIABILITIES                                                               13,372              13,949
                                                                             ---------            --------
       Total liabilities                                                     1,000,745             990,286

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIENCY
   General partner                                                            (272,984)           (268,097)
   Limited partner                                                                   -                   -
   Accumulated other comprehensive loss                                        (48,013)            (47,813)
   Notes receivable from related party                                          (9,221)             (9,221)
                                                                             ---------            --------
       Total partners' deficiency                                             (330,218)           (325,131)
                                                                             ---------            --------

TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                   $ 670,527            $665,155
                                                                             =========            ========



          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                        Quarters Ended
                                                                                   -------------------------
                                                                                   March 28,       March 30,
                                                                                     2004            2003
                                                                                   ---------       ---------
                                                                                         (thousands)
OPERATING ACTIVITIES
   Net loss                                                                        $(4,336)        $(10,543)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization                                                   6,366            6,105
     Amortization of debt issuance costs, debt premium
        and debt discount                                                              704            1,439
     Gain on sale of assets                                                           (930)               -
     Other operating activities                                                      7,271             (261)
     Changes in operating assets and liabilities, net                               (7,525)           8,492
                                                                                   -------         --------
         Net cash provided by operating activities                                   1,550            5,232
                                                                                   -------         --------

INVESTING ACTIVITIES
   Capital expenditures                                                             (1,215)          (2,028)
   Proceeds from sale of assets                                                      2,166                -
   Other investing activities                                                         (856)          (1,208)
                                                                                   -------         --------
         Net cash provided by (used for) investing activities                           95           (3,236)
                                                                                   -------         --------

FINANCING ACTIVITIES
   Proceeds from revolving loans                                                     2,045            5,066
   Repayments of long-term debt                                                     (3,728)             (18)
   Decrease in cash overdrafts                                                      (1,920)          (8,685)
   Distribution paid to partners                                                      (510)               -
                                                                                   -------         --------
         Net cash used for financing activities                                     (4,113)          (3,637)
                                                                                   -------         --------

Net decrease in cash and cash equivalents                                           (2,468)          (1,641)

Cash and cash equivalents at beginning of period                                     6,610            4,363
                                                                                   -------         --------

Cash and cash equivalents at end of period                                         $ 4,142         $  2,722
                                                                                   =======         ========

Supplemental Information:
   Cash paid for interest                                                          $ 7,966         $  7,635
                                                                                   =======         ========


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

Organization

     Foamex L.P. operates in the flexible polyurethane and advanced polymer foam products industry. Foamex L.P.'s operations are conducted directly and through its wholly-owned subsidiaries, Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. ("Foamex Mexico") and Foamex Asia, Inc. ("Foamex Asia"). Financial information concerning the business segments of Foamex L.P. is included in Note 7.

Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly Foamex L.P.'s consolidated financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in Foamex L.P.'s 2003 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year.

     The condensed consolidated balance sheet as of December 28, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

2.     RESTRUCTURING CHARGES

     The   following   table  sets  forth  the   components   of  Foamex  L.P.'s
restructuring accruals and activity for the quarter ended March 28, 2004:

                                                              Quarter Ended March 28, 2004
                                               -----------------------------------------------------
                                                           Plant Closure       Personnel
                                               Total         and Leases        Reductions      Other
                                               -----       -------------       ----------      -----
                                                                    (millions)
     Balance at December 28, 2003               $9.7             $8.0              $0.9        $0.8
     Restructuring charge                        0.5                -               0.5           -
     Cash spending                              (1.3)            (0.8)             (0.3)       (0.2)
                                                ----             ----              ----        ----
     Balance at March 28, 2004                  $8.9             $7.2              $1.1        $0.6
                                                ====             ====              ====        ====

     Foamex L.P. expects to spend approximately $3.4 million during the twelve months ending April 3, 2005, with the balance to be spent through 2012.

3.   INVENTORIES

     The components of inventories are listed below.

                                              March 28,           December 28,
                                                2004                   2003
                                              ---------           ------------
                                                       (thousands)
     Raw materials and supplies               $ 69,535              $61,855
     Work-in-process                            18,457               16,484
     Finished goods                             18,941               17,543
                                              --------              -------
       Total                                  $106,933              $95,882
                                              ========              =======

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS

     The components of long-term debt and revolving credit borrowings are listed below.

                                                                       March 28,            December 28,
                                                                         2004                   2003
                                                                       ---------            ------------
     Foamex L.P. Senior Secured Credit Facility                                   (thousands)
       Term Loan (1)                                                   $ 44,514               $ 48,214
     Foamex L.P. Secured Term Loan (1)                                   80,000                 80,000
     10 3/4% Senior secured notes due 2009 (2) (3)                      311,426                311,950
     9 7/8% Senior subordinated notes due 2007 (2)                      148,500                148,500
     13 1/2% Senior subordinated notes due 2005 (includes
       $1,306 in 2004 and $1,543 in 2003 of unamortized
       debt premium) (2)                                                 52,891                 53,128
     Industrial revenue bonds                                             7,000                  7,000
     Other (net of unamortized debt discount of $82 in 2004
       and $93 in 2003)                                                     773                    766
                                                                       --------               --------
                                                                        645,104                649,558

     Less current portion                                                 8,933                  8,937
                                                                       --------               --------
     Long-term debt                                                    $636,171               $640,621
                                                                       ========               ========

     Revolving credit borrowings (1)                                   $ 98,110               $ 96,065
                                                                       ========               ========


(1) Debt of Foamex L.P., guaranteed by Foamex International Inc. ("Foamex International"), FMXI, Inc. and Foamex Canada.

(2)  Debt of Foamex L.P. and Foamex Capital Corporation.

(3) Includes $11.4 million in 2004 and $12.0 million in 2003 of deferred credit on interest rate swap transactions.

Senior Secured Credit Facility

     The $240.0 Million Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. At March 28, 2004, Foamex L.P. had available borrowings of approximately $45.7 million and letters of credit outstanding of $21.4 million. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At March 28, 2004, the weighted average interest rates were 4.30% and 4.36% for the revolving loans and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million, which commenced on September 30, 2003. All borrowings under the $240.0 Million Senior Secured Credit Facility will mature on April 30, 2007. The $240.0 Million Senior Secured Credit Facility includes both a subjective acceleration clause and a lockbox arrangement which requires all lockbox receipts be used to repay revolving credit borrowings. Accordingly, borrowings under the revolving credit facility are classified as current in the accompanying condensed consolidated balance sheets as of March 28, 2004 and December 28, 2003 as required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement" ("EITF No. 95-22").

     The $80.0 million term loan facility (the "Secured Term Loan") will mature on April 30, 2007. Borrowings under this facility will bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate, which is in effect as of March 28, 2004, is 13.50%. In addition, Foamex L.P. is subject

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

to a 1.00% facility fee which is payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the $240.0 Million Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan.

10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the $240.0 Million Senior Secured Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) on substantially the same collateral that secures the obligations under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after April 1, 2006. The initial redemption is at 105.375% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008. Additionally, on or before April 1, 2005, up to 35.0% of the principal amount of the notes may be redeemed at a redemption price equal to 110.750% of the principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption with the net proceeds of one or more equity offerings.

     Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any.

     Effective May 1, 2002, Foamex L.P. completed a series of interest rate swap transactions with notional amounts aggregating $300.0 million. Foamex L.P. designated, documented and accounted for these interest rate swaps as fair value hedges of Foamex L.P.'s 10 3/4% Senior Secured Notes due April 1, 2009. The risk being hedged in these transactions was the change in fair value of Foamex L.P.'s 10 3/4% Senior Secured Notes based on changes in the benchmark interest rate, LIBOR. The effect of these interest rate swap transactions was to convert the fixed interest rate on the senior secured notes to floating rates reset twice per year to correspond with the interest payment dates for the 10 3/4% Senior Secured Notes. On September 18, 2002, Foamex L.P. unwound the interest rate swap transactions in exchange for net cash proceeds of $18.4 million, including $3.6 million realized through lower effective interest rates while the swap transactions were in effect. The unwinding resulted in a deferred credit of $14.8 million which is being amortized through April 1, 2009, using the effective interest rate method.

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on June 15, 2007. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002. The initial redemption was 104.938% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after June 15, 2005. At March 28, 2004, the redemption price was 103.292% plus accrued and unpaid interest.

     Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon. The notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to the 13 1/2% Senior Subordinated Notes (described below).

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.     LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption was 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after August 15, 2004. At March 28, 2004, the redemption price was 101.6875% plus accrued and unpaid interest.

     Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, thereon. The notes are subordinated in right of the payment of all senior indebtedness and are pari passu in right of payment to the 9 7/8% Senior Subordinated Notes (described above).

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures in 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At March 28, 2004, the interest rate was 1.10% on the $1.0 million bond and 1.09% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum.

     If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.9 million at March 28, 2004.

Other

     Other debt includes a non-interest bearing promissory note with a principal amount of $0.9 million at March 28, 2004 issued in connection with increasing Foamex L.P.'s interest in an Asian joint venture to 70.0% in 2001. The promissory note had unamortized discount of $0.1 million at March 28, 2004.

Debt Covenants

     The indentures and other indebtedness agreements contain certain covenants that limit, among other things, the ability of Foamex L.P.'s subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Under the most restrictive of the distribution restrictions, as of March 28, 2004, Foamex L.P. was able to distribute funds to its partners only to the extent to enable its partners to meet their tax payment liabilities and Foamex International's normal operating expenses of up to $1.5 million annually, so long as no default or event of default has occurred.

     Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 1.00. For the three quarters ended March 28, 2004, Foamex L.P.'s fixed charge coverage ratio was 1.05. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $36.0 million for the year ending January 2, 2005.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

Maturities of Long-Term Debt

     Scheduled maturities of long-term debt as of March 28, 2004 are shown below (thousands):

     Three quarters ending January 2, 2005                         $  7,148
     2005                                                            60,578
     2006                                                             7,143
     2007                                                           251,585
     2008                                                                 -
     Thereafter                                                     306,000
                                                                   --------
                                                                    632,454

     Unamortized debt premium/discount and fair
        value adjustment, net                                        12,650
                                                                   --------

     Total                                                         $645,104
                                                                   ========

5.   RETIREE BENEFIT PLANS

     Components of net periodic pension benefit cost are listed below:

                                                         Quarters Ended
                                                    ---------------------------
                                                    March 28,         March 30,
                                                      2004              2003
                                                    ---------         ---------
                                                            (thousands)
     Service cost                                   $1,270            $  971
     Interest cost                                   1,802             1,548
     Expected return on plan assets                 (1,698)           (1,242)
     Amortization of transition assets                 (18)              (17)
     Amortization of prior service benefit             (27)              (27)
     Amortization of net loss                          704               621
                                                    ------            ------
     Net periodic pension benefit cost              $2,033            $1,854
                                                    ======            ======

     Foamex L.P. previously disclosed that it anticipated estimated retiree benefit plan contributions of $11.8 million for fiscal 2004. During the quarter ending March 28, 2004, Foamex L.P. contributed $0.1 million and there has been no change in estimated contributions for fiscal 2004. Actuarial valuations are in process for fiscal 2004 that will determine the actual contribution requirements and net periodic pension benefit cost.

6.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                            Quarters Ended
                                                       -----------------------
                                                       March 28,     March 30,
                                                         2004          2003
                                                       ---------     ---------
                                                             (thousands)
     Net loss                                          $(4,336)      $(10,543)
     Foreign currency translation adjustments             (200)         1,567
                                                       -------       --------
     Total comprehensive loss                          $(4,536)      $ (8,976)
                                                       =======       ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   SEGMENT RESULTS

     Foam  Products  manufactures  and  markets  cushioning  foams for  bedding, furniture, packaging and health care applications and foam-based consumer products, such as mattress pads and children's furniture. Carpet Cushion Products manufactures and distributes rebond, prime, felt and rubber carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufacturers. Technical Products manufactures and markets reticulated foams and other specialty foams for reservoiring, filtration, gasketing and sealing applications. The "Other" column in the table below represents certain manufacturing operations in Mexico City, corporate expenses not allocated to other business segments and restructuring, impairment and other charges (credits).

     Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion      Automotive    Technical
                                       Products    Products      Products     Products       Other        Total
                                       --------    --------     ----------    ---------    ---------    --------
                                                                   (thousands)
Quarter ended March 28, 2004
Net sales                              $134,395     $46,098       $94,000      $31,087     $  8,038     $313,618
Income (loss) from operations          $ 16,280     $ 1,303       $ 5,023      $ 8,856     $(17,684)    $ 13,778
Depreciation and amortization          $  2,816     $   774       $   628      $   713     $  1,435     $  6,366

Quarter ended March 30, 2003
Net sales                              $118,230     $49,137      $121,145      $32,388     $  7,251     $328,151
Income (loss) from operations          $  6,937     $  (616)     $  9,437      $ 8,932     $(14,786)    $  9,904
Depreciation and amortization          $  2,756     $   798      $    685      $   723     $  1,143     $  6,105

8.   COMMITMENTS AND CONTINGENCIES

Litigation

     Foamex L.P. is party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on Foamex L.P.'s financial position, results of operations or cash flows. If management's assessment of Foamex L.P.'s liability relating to these actions is incorrect, these actions could have a material adverse effect on Foamex L.P.'s consolidated financial position, results of operations and cash flows.

     As of March 28, 2004, Foamex L.P. had accrued approximately $1.0 million for litigation and other matters in addition to the environmental matters discussed below.

Environmental and Health and Safety

     Foamex L.P. is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of March 28, 2004, Foamex L.P. had accruals of approximately $2.3 million for environmental matters, including approximately $2.1 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million related to sites where Foamex L.P. has been designated as a Potentially Responsible Party or "PRP" and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if current estimates are incorrect, there could be a material adverse effect on Foamex L.P.'s financial position, results of operations and cash flows.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   COMMITMENTS AND CONTINGENCIES (continued)

     On August 31, 2002, Environment Canada, the Canadian environmental regulatory agency, finalized a rule which would require flexible polyurethane foam manufacturing operations to reduce methylene chloride (dichloromethane) air emissions. The proposed rule establishes a 50.0% reduction in methylene chloride emissions by December 1, 2004 and 100.0% reductions by January 1, 2007. Foamex L.P. does not believe that this standard will require Foamex L.P. to make material expenditures for its Canadian plants.

     Foamex L.P. previously had reported to the appropriate state authorities that it had found soil and/or groundwater contamination in excess of state standards at certain locations. Seven sites are currently in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. During 2000, Foamex L.P. reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and Foamex L.P. The estimated allocation of future costs for the remediation of this facility is not significant, based on current known information. The former owner was Recticel Foam Corporation, a subsidiary of Recticel s.a.

     Foamex L.P. has either upgraded or closed all underground storage tanks at its facilities in accordance with applicable regulations.

     The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. Foamex L.P. is currently designated as a PRP by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to eleven sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, Foamex L.P. does not expect additional costs, if any, to be material to liquidity, result of operations or financial position.

     The possibility exists that new environmental legislation and/or environmental regulations may be adopted or other environmental conditions, including the presence of previously unknown environmental contamination, may be found to exist or a reassessment of the potential exposure to pending environmental matters may be necessary due to new information or future developments, that may require expenditures not currently anticipated and that may be material.

9.   GUARANTOR INFORMATION

     The payment obligations of Foamex L.P. and Foamex Capital Corporation under the 10 3/4% Senior Secured Notes are guaranteed by Foamex L.P.'s 100% owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because Foamex L.P.'s management has determined that they would not be material to investors. The following presents condensed consolidating balance sheets as of March 28, 2004 and December 28, 2003 and the condensed consolidating statements of operations and cash flows for the quarters ended March 28, 2004 and March 30, 2003 of the Guarantors and nonguarantors. The Guarantors include Foamex Latin America, Inc., Foamex Mexico, Inc., Foamex
Mexico II, Inc. and Foamex Asia, Inc. The nonguarantors are Foamex Canada Inc. and Grupo Foamex de Mexico, S.A. de C.V. and its subsidiaries. The following financial information is intended to provide information for the Guarantors and nonguarantors of Foamex L.P. based on amounts derived from the financial statements of Foamex L.P.

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.   GUARANTOR INFORMATION (continued)

                      Condensed Consolidating Balance Sheet
                              As of March 28, 2004

                                                                     Foamex
                                                                     Capital        Foamex L.P.                     Consolidated
                                        Guarantors   Nonguarantors   Corporation    (Parent)      Eliminations      Foamex L.P.
                                        ----------   -------------   -----------    -----------   ------------      ------------
Assets                                                            (thousands of dollars)
   Current assets                        $     -         $31,081       $    1        $292,722      $ (4,933)        $  318,871
   Investment in subsidiaries             11,434               -            -          42,038       (53,472)                 -
   Property, plant and equipment, net          -          19,469            -         137,658             -            157,127
   Goodwill                                    -           5,723            -         120,486             -            126,209
   Debt issuance costs                         -               -            -          25,509             -             25,509
   Other assets                           14,566           2,497            -          34,798        (9,050)            42,811
                                         -------         -------       ------        --------      --------         ----------
     Total assets                        $26,000         $58,770       $    1        $653,211      $(67,455)        $  670,527
                                         =======         =======       ======        ========      ========         ==========

Liabilities and Partners' Deficiency
   Current liabilities                   $   629         $19,733       $    -        $292,420      $ (4,887)          $307,895
   Long-term debt                          4,969           4,850            -         635,402        (9,050)           636,171
   Other liabilities                           -           1,072            -          55,607             -             56,679
                                         -------         -------       ------        --------      --------         ----------
     Total liabilities                     5,598          25,655            -         983,429       (13,937)         1,000,745
   Partners' deficiency                   20,402          33,115            1        (330,218)      (53,518)          (330,218)
                                         -------         -------       ------        --------      --------         ----------
     Total liabilities and partners'
         deficiency                      $26,000         $58,770       $    1        $653,211      $(67,455)        $  670,527
                                         =======         =======       ======        ========      ========         ==========

                      Condensed Consolidating Balance Sheet
                             As of December 28, 2003

                                                                     Foamex
                                                                     Capital        Foamex L.P.                     Consolidated
                                        Guarantors   Nonguarantors   Corporation    (Parent)      Eliminations      Foamex L.P.
                                        ----------   -------------   -----------    -----------   ------------      ------------
Assets                                                            (thousands of dollars)
   Current assets                        $   419         $31,859       $    1        $283,144      $ (4,356)          $311,067
   Investment in subsidiaries             10,513               -            -          43,598       (54,111)            -
   Property, plant and equipment, net          -          19,736            -         143,114             -            162,850
   Goodwill                                    -           5,772            -         120,486             -            126,258
   Debt issuance costs                         -               -            -          27,195             -             27,195
   Other assets                           13,857           2,125            -          30,853        (9,050)            37,785
                                         -------         -------       ------        --------      --------           --------
     Total assets                        $24,789         $59,492       $    1        $648,390      $(67,517)          $665,155
                                         =======         =======       ======        ========      ========           ========

Liabilities and Partners' Deficiency
   Current liabilities                   $   585         $18,746       $    -        $277,393      $ (4,356)          $292,368
   Long-term debt                          4,957           4,851            -         639,863        (9,050)           640,621
   Other liabilities                           -           1,032            -          56,265             -             57,297
                                         -------         -------       ------        --------      --------         ----------
     Total liabilities                     5,542          24,629            -         973,521       (13,406)           990,286
   Partners' deficiency                   19,247          34,863            1        (325,131)      (54,111)          (325,131)
                                         -------         -------       ------        --------      --------           --------
     Total liabilities and partners'
        deficiency                       $24,789         $59,492       $    1        $648,390      $(67,517)          $665,155
                                         =======         =======       ======        ========      ========           ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.     GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                      For the quarter ended March 28, 2004

                                                                  Foamex
                                                                  Capital       Foamex L.P.                     Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)     Eliminations       Foamex L.P.
                                     ----------   -------------   -----------   -----------   ------------      ------------
                                                                 (thousands of dollars)
Net sales                              $    -        $24,842        $    -      $294,250        $(5,474)          $313,618

Cost of goods sold                          -         22,468             -       256,865         (5,474)           273,859
                                       ------        -------        ------      --------        -------           --------

   Gross profit                             -          2,374             -        37,385              -             39,759

Selling, general and administrative
   expenses                                 -          1,548             -        23,905              -             25,453

Restructuring charges                       -              -             -           528              -                528
                                       ------        -------        ------      --------        -------           --------
Income from operations                      -            826             -        12,952              -             13,778

Interest and debt issuance expense         59             70             -        18,613           (131)            18,611

Equity in undistributed earnings
   of affiliates                        1,116              -             -         1,175         (2,014)               277

Other income (expense), net                47            294             -           782           (131)               992
                                       ------        -------        ------      --------        -------           --------
Loss before provision for income
   taxes                                1,104          1,050             -        (3,704)        (2,014)            (3,564)

Provision for income taxes                  -            140             -           632              -                772
                                       ------        -------        ------      --------        -------           --------
Net loss                               $1,104        $   910        $    -      $ (4,336)       $(2,014)          $ (4,336)
                                       ======        =======        ======      ========        =======           ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.     GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Operations
                      For the quarter ended March 30, 2003

                                                                  Foamex
                                                                  Capital       Foamex L.P.                     Consolidated
                                     Guarantors   Nonguarantors   Corporation    (Parent)     Eliminations       Foamex L.P.
                                     ----------   -------------   -----------   -----------   ------------      ------------
                                                                 (thousands of dollars)
Net sales                              $    -        $26,501        $    -      $306,345        $(4,695)          $328,151

Cost of goods sold                          -         24,423             -       277,886         (4,695)           297,614
                                       ------        -------        ------      --------        -------           --------
   Gross profit                             -          2,078             -        28,459              -             30,537

Selling, general and administrative
   expenses                                 -          1,536             -        19,097              -             20,633

Restructuring charges                       -              -             -             -              -                  -
                                       ------        -------        ------      --------        -------           --------
Income from operations                      -            542             -         9,362              -              9,904

Interest and debt issuance expense         59             11             -        19,041              -             19,111

Equity in undistributed earnings
   of affiliates                         (656)             -             -          (719)         1,741                366

Other income (expense), net                49         (1,519)            -          (145)             -             (1,615)
                                       ------        -------        ------      --------        -------           --------
Loss before provision for income
   taxes                                 (666)          (988)            -       (10,543)         1,741            (10,456)

Provision for income taxes                  -             87             -             -              -                 87
                                       ------        -------        ------      --------        -------           --------
Net loss                               $ (666)       $(1,075)       $    -      $(10,543)       $ 1,741           $(10,543)
                                       ======        =======        ======      ========        =======           ========

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.   GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Cash Flows
                      For the quarter ended March 28, 2004

                                                                     Foamex
                                                                     Capital       Foamex L.P.                     Consolidated
                                        Guarantors   Nonguarantors   Corporation    (Parent)     Eliminations       Foamex L.P.
                                        ----------   -------------   -----------   -----------   ------------      ------------
                                                                    (thousands of dollars)
Cash Flows from Operating Activities
   Net loss                               $1,104        $   910        $    -      $(4,336)        $(2,014)          $(4,336)
   Total adjustments to reconcile net
     loss to net cash provided
     by operating activities              (1,104)        (3,465)            -        8,441           2,014             5,886
                                          ------        -------        ------      -------         -------           -------

   Net cash provided by operating
     activities                                -         (2,555)            -        4,105               -             1,550
                                          ------        -------        ------      -------         -------           -------

Cash Flows from Investing Activities
   Capital expenditures                        -           (175)            -       (1,040)              -            (1,215)
   Other                                       -              -             -        1,310               -             1,310
                                          ------        -------        ------      -------         -------           -------
   Net cash provided by investing
         activities                            -           (175)            -          270               -                95
                                          ------        -------        ------      -------         -------           -------

Cash Flows from Financing Activities
   Proceeds from revolving loans               -              -             -        2,045               -             2,045
   Repayments of long-term debt                -              -             -       (3,728)              -            (3,728)
   Other, net                                  -              -             -       (2,430)              -            (2,430)
                                          ------        -------        ------      -------         -------           -------
   Net cash used for financing
        activities                             -              -             -       (4,113)              -            (4,113)
                                          ------        -------        ------      -------         -------           -------

Net decrease in cash and
   cash equivalents                            -         (2,730)            -          262               -            (2,468)

Cash and cash equivalents at
   beginning of period                         -          4,669             1        1,940               -             6,610
                                          ------        -------        ------      -------         -------           -------
Cash and cash equivalents at
   end of period                          $    -        $ 1,939        $    1      $ 2,202         $     -           $ 4,142
                                          ======        =======        ======      =======         =======           =======

                          FOAMEX L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.   GUARANTOR INFORMATION (continued)

                 Condensed Consolidating Statement of Cash Flows
                      For the quarter ended March 30, 2003

                                                                     Foamex
                                                                     Capital       Foamex L.P.                     Consolidated
                                        Guarantors   Nonguarantors   Corporation    (Parent)     Eliminations       Foamex L.P.
                                        ----------   -------------   -----------   -----------   ------------      ------------
                                                                    (thousands of dollars)
Cash Flows from Operating Activities
   Net loss                                $(666)       $(1,075)       $    -      $(10,543)        $1,741            $(10,543)
   Total adjustments to reconcile net
     loss to net cash provided
     by operating activities                 666            (33)            -        16,883         (1,741)             15,775
                                          ------        -------        ------      --------         -------           --------
   Net cash provided by operating
     activities                                -         (1,108)            -         6,340              -               5,232
                                          ------        -------        ------      --------         -------           --------

Cash Flows from Investing Activities
   Capital expenditures                        -           (155)            -        (1,873)             -              (2,028)
   Other                                       -              -             -        (1,208)             -              (1,208)
                                          ------        -------        ------      --------         -------           --------
   Net cash used for investing activities      -           (155)            -        (3,081)             -              (3,236)
                                          ------        -------        ------      --------         -------           --------

Cash Flows from Financing Activities
   Proceeds from revolving loans               -              -             -         5,066              -               5,066
   Repayments of long-term debt                -              -             -           (18)             -                 (18)
   Other, net                                  -              -             -        (8,685)             -              (8,685)
                                          ------        -------        ------      --------         -------           --------
   Net cash used for financing activities      -              -             -        (3,637)             -              (3,637)
                                          ------        -------        ------      --------         -------           --------

Net decrease in cash and
   cash equivalents                            -         (1,263)            -          (378)             -              (1,641)

Cash and cash equivalents at
   beginning of period                         -          1,781             1         2,581              -               4,363
                                          ------        -------        ------      --------         -------           --------
Cash and cash equivalents at
   end of period                          $    -        $   518        $    1      $  2,203         $    -            $  2,722
                                          ======        =======        ======      ========         =======           ========

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

     This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's present expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and we are under no obligation to, and expressly disclaim any obligation to, update or alter forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 28, 2004 COMPARED TO THE QUARTER ENDED MARCH 30, 2003

                                                    Carpet
                                         Foam       Cushion      Automotive     Technical
                                       Products     Products      Products      Products       Other         Total
                                       --------     --------     ----------     ---------    --------      ---------
                                                                   (thousands)
Quarter ended March 28, 2004
Net sales                              $134,395     $46,098       $94,000       $31,087      $  8,038      $313,618
Income (loss) from operations          $ 16,280     $ 1,303       $ 5,023       $ 8,856      $(17,684)     $ 13,778
Depreciation and amortization          $  2,816     $   774       $   628       $   713      $  1,435      $  6,366
Income (loss) from operations
   as a percentage of net sales            12.1%        2.8%          5.3%         28.5%        n.m.*           4.4%

Quarter ended March 30, 2003
Net sales                              $118,230     $49,137      $121,145       $32,388      $  7,251      $328,151
Income (loss) from operations          $  6,937     $  (616)     $  9,437       $ 8,932      $(14,786)     $  9,904
Depreciation and amortization          $  2,756     $   798      $    685       $   723      $  1,143      $  6,105
Income (loss) from operations
   as a percentage of net sales             5.9%       (1.3)%         7.8%         27.6%        n.m.*           3.0%

* not meaningful

Income from Operations

     Net sales for the quarter ended March 28, 2004 decreased 4% to $313.6 million from $328.2 million in the quarter ended March 30, 2003. The decrease was primarily attributable to lower net sales in the Automotive Products segment due to lower volume including sourcing actions by major customers, partially offset by higher net sales in the Foam Products segment primarily due to higher volume and improved product mix.

     The gross profit was $39.8 million, or 12.7% of net sales, in the quarter ended March 28, 2004 compared to $30.5 million, or 9.3% of net sales, in the 2003 period. Gross profit margin continues to improve from the unusually low levels experienced in late 2002 and early 2003, primarily due to profit improvements in Foam Products and lower operating costs in Carpet Cushion Products, partially offset by the lower volume in the Automotive Products segment.

     Income from operations for the quarter ended March 28, 2004 was $13.8 million, or 4.4% of net sales, which represented a 39% increase from $9.9 million, or 3.0% of net sales, reported during the 2003 period. The improved gross profit margin, described above, was partly offset by higher selling, general and administrative expenses. Selling, general and administrative expenses increased $4.8 million, or 23%, due primarily to a $3.7 million charge to bad debt expense as a result of a customer bankruptcy along with employee termination costs and higher promotional expenses. Restructuring charges were $0.5 million in 2004 as we eliminated a number of sales and administrative positions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We anticipate net sales to continue to be lower than 2003 primarily due to declines in the Automotive Products segment, while overall operating margins should continue to be improved from 2003.

     Foam Products

     Foam Products net sales for the quarter ended March 28, 2004 increased 14% to $134.4 million from $118.2 million in the 2003 period primarily due to higher volumes of value-added products. Income from operations increased 135%, to $16.3 million in the quarter ended March 28, 2004 from $6.9 million in the 2003 period principally as a result of the improved volume mix. Income from operations was 12.1% of net sales in 2004, up from 5.9% in 2003.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended March 28, 2004 decreased 6% to $46.1 million from $49.1 million in the 2003 period on volume declines. We closed several carpet cushion facilities during 2002 and 2003. Income from operations was $1.3 million in the quarter ended March 28, 2004 compared to a $0.6 million loss in the 2003 period as lower raw material costs and manufacturing costs from the 2002 and 2003 plant closures led to improved margins. Income from operations represented 2.8% of net sales in 2004 and the loss from operations was 1.3% of net sales in 2003.

     Automotive Products

     Automotive Products net sales for the quarter ended March 28, 2004 decreased 22% to $94.0 million from $121.1 million in the 2003 period. The decline was primarily due to lower volume including sourcing actions by our major customers. We anticipate this trend of lower volumes in this segment will continue with total 2004 net sales expected to be approximately $380.0 million compared to $447.1 million in 2003. Income from operations decreased 47% to $5.0 million in the 2004 period compared to $9.4 million in the 2003 period, principally due to the decline in sales volume and higher operating costs. Income from operations represented 5.3% of net sales in 2004 and 7.8% of net sales in 2003.

     Technical Products

     Net sales for Technical Products for the quarter ended March 28, 2004 decreased 4% to $31.1 million from $32.4 million in the 2003 period. Increases in unit volume were more than offset by lower average selling prices due to product mix. Income from operations was $8.9 million in the 2004 period nearly the same as in the 2003 period. Income from operations represented 28.5% of net sales in 2004 compared to 27.6% of net sales in 2003.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges (credits). The increased loss from operations primarily reflects higher bad debt expense and a restructuring charge of $0.5 million.

     During the quarter ended March 28, 2004, Foamex International's Chairman resigned by mutual agreement with Foamex International's Board of Directors. The $1.4 million of cost associated with his separation agreement has been largely offset by the reversal of amounts related to retirement provisions of his prior employment contract that are no longer payable under the terms of his separation agreement.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $18.6 million in the quarter ended March 28, 2004, which represented a 3% decrease from the 2003 period expense of $19.1 million. The decrease is primarily due to lower amortization of debt issuance costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Income from Equity Interest in Joint Ventures

     The income from equity interests was $0.3 million for the quarter ended March 28, 2004 compared to income of $0.4 million in the 2003 period.

     Other Income (Expense), Net

     Other income, net was $1.0 million for the quarter ended March 28, 2004 compared to other expense of $1.6 million for the quarter ended March 30, 2003. The 2004 period includes foreign currency transaction gains of $0.3 million, principally related to operations in Mexico, compared to foreign currency transaction losses of $1.4 million related to operations in both Mexico and Canada in 2003. Also included in 2004 were $0.9 million of gains on asset disposals.

     Provision for Income Taxes

     Foamex L.P., as a limited partnership, is not subject to Federal income taxes. Consequently, no current or deferred provision has been provided for such taxes. However, Foamex L.P. has provided for the income taxes of certain states in which it is subject to taxes and for subsidiaries located in foreign jurisdictions that file separate tax returns.

     Liquidity and Capital Resources

     Our liquidity requirements consist principally of the need to fund accounts receivable, inventory and accounts payable, scheduled payments of interest on outstanding indebtedness, capital expenditures and employee and non-employee benefits. We believe that cash flow from our operating activities, cash on hand and periodic borrowings under our credit facility will be adequate to meet our liquidity requirements for the next twelve months. Scheduled principal payments on our debt are not significant until the second half of 2005 when the $51.6 million of 13 1/2% Senior Subordinated Notes mature (see Note 4 to the condensed consolidated financial statements).

     Cash and cash equivalents were $4.1 million at March 28, 2004 compared to $6.6 million at December 28, 2003. Working capital at March 28, 2004 was $11.0 million and the current ratio was 1.04 to 1 compared to working capital at December 28, 2003 of $18.7 million and a current ratio of 1.06 to 1.

     Total long-term debt and revolving credit borrowings at March 28, 2004 were $743.2 million, down $2.4 million from December 28, 2003. As of March 28, 2004, there were $98.1 million of revolving credit borrowings under the $240.0 Million Senior Secured Credit Facility with $45.7 million available for borrowings and $21.4 million of letters of credit outstanding. Revolving credit borrowings at March 28, 2004 reflect working capital requirements.

     The $240.0 Million Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At March 28, 2004, the weighted average interest rates were 4.30% and 4.36% for the revolving loans and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million. All borrowings under the $240.0 Million Senior Secured Credit Facility will mature on April 30, 2007.

     The $80.0 million Secured Term Loan will mature on April 30, 2007. Borrowings under this facility bear interest at a rate that is 9.25% plus the greater of Reference Rate, as defined, or 4.25%. The minimum rate, which was in effect as of March 28, 2004, is 13.50%. In addition, Foamex L.P. is subject to a 1.00% facility fee which is

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the $240.0 Million Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan.

     Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 1.00. For the three quarters ended March 28, 2004, Foamex L.P.'s fixed charge coverage ratio was 1.05. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $36.0 million for the year ending January 2, 2005.

     Our 13 1/2% Senior Subordinated Notes with a face value of $51.6 million are due on August 15, 2005. We must generate sufficient cash flow to repay these notes or obtain additional financing. However, we may not be able to obtain financing at a reasonable cost, or at all, which may have a material adverse effect on our financial condition. We may, from time to time, directly or indirectly make purchases of these notes or other public debt in the open market or in private transactions.

     Effective May 1, 2002, Foamex L.P. completed a series of interest rate swap transactions with notional amounts aggregating $300.0 million. Foamex L.P. designated, documented and accounted for these interest rate swaps as fair value hedges of its 10 3/4% Senior Secured Notes due April 1, 2009. The risk being hedged in these transactions was the change in fair value of the 10 3/4% Senior Secured Notes based on changes in the benchmark interest rate, LIBOR. The effect of these interest rate swap transactions was to convert the fixed interest rate on the 10 3/4% Senior Secured Notes to floating rates reset twice per year to correspond with the interest payment dates for the 10 3/4% Senior Secured Notes. On September 18, 2002, Foamex L.P. unwound the interest rate swap transactions in exchange for a net cash proceeds of $18.4 million, including $3.6 million realized through lower effective interest rates while the swap transactions were in effect. The unwinding resulted in a deferred credit of $14.8 million, which is being amortized over the term of the 10 3/4% Senior Secured Notes, using the effective interest rate method.

     In the second quarter of 2004, we renewed a lease agreement for a foam pouring facility that expired in 2004 and we anticipate the ability to renew other facility leases that expire in 2004. The lease renewal on the foam pouring facility will increase rent expense by approximately $0.8 million annually.

     We anticipate contributing approximately $11.8 million to our pension plans in 2004. Actuarial valuations are in process for fiscal 2004 that will determine the actual funding requirements.

     Cash Flow from Operating Activities

     Cash provided by operating activities in the quarter ended March 28, 2004 was $1.6 million compared to cash provided of $5.2 million in the quarter ended March 30, 2003. Inventories increased by $11.1 million in the quarter ended March 28, 2004, while accounts payable increased by $6.3 million. The increases in inventories and accounts payable are primarily due to advance purchases of major chemical raw materials in anticipation of price increases.

     Cash Flow from Investing Activities

     Investing activities provided $0.1 million for the quarter ended March 28, 2004. Cash requirements included capital expenditures of $1.2 million and capitalized software development costs of $0.9 million. These uses were offset by proceeds from asset disposals of $2.2 million. In the quarter ended March 30, 2003, cash used for investing activities was $3.2 million, which consisted of capital expenditures of $2.0 million and capitalized software development costs of $1.2 million. The estimated capital expenditures and software development costs for the full year 2004 are expected to be approximately $10.0 million and approximately $4.2 million, respectively.

     Cash Flow from Financing Activities

     Cash used for financing activities was $4.1 million for the quarter ended March 28, 2004 and consisted principally of scheduled payments of the term loan under the $240.0 Million Senior Secured Facility and the net

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

proceeds from the asset sale used to make an additional payment on the Term Loan as required under the facility. Cash used for financing activities in 2003 was $3.6 million consisting of a decrease in cash overdrafts, partially offset by an increase in revolver borrowings.

     Environmental Matters

     We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of March 28, 2004 was $2.3 million. Although it is possible that new information or future developments could require us to reassess its potential exposure to all pending environmental matters, including those described in Note 8 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

     Market Risk

     Foamex L.P. has debt securities with variable interest rates subject to market risk for changes in interest rates. On March 28, 2004, indebtedness with variable interest rates aggregated $229.6 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $2.3 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES.

     Foamex L.P. maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives.

     On April 2,  2004,  Foamex  L.P.  filed a current  report on Form 8-K which disclosed that Foamex L.P.'s former independent public accountants had communicated certain matters to Foamex L.P. involving internal controls that they considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. A reportable condition is an internal control weakness that represents a significant deficiency in the design or operation of internal control which could adversely affect an organization's ability to record, process, summarize and report financial data consistent with management's assertions in the financial statements. These reportable conditions concerned matters relating to: (1) the integration of Foamex L.P.'s information technology systems; (2) the design and operation of access and security controls of Foamex L.P.'s information technology systems; (3) inventory procedures, processes and systems, including both performance and review and (4) the preparation of Foamex L.P.'s quarterly financial reports.

     Management of Foamex L.P., under the guidance of the Foamex Internatinoal Audit Committee, is in the process of remediating the reportable conditions. Foamex L.P. is in the process of installing a new enterprise-wide information technology system which it expects to substantially complete and implement by the end of 2005. Several modules of the system have already been installed and others are currently in the process of being implemented. Foamex L.P. has addressed and remediated substantially all of the information technology security issues. Foamex L.P. has implemented certain improved inventory procedures and processes at each of its facilities

                          FOAMEX L.P. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES.

and is taking appropriate actions to ensure their effectiveness including more formalized training of personnel and additional management oversight. Foamex L.P. performs monthly physical counts and reconciliations of inventory at each of its plants and will continue to do so until perpetual inventory records are implemented upon completion of the enterprise wide information technology system. The inventory procedures are formally documented and include requirements that account reconciliations are reviewed monthly and a checklist of the tasks performed are prepared and reviewed monthly. Foamex L.P. has strengthened and continues to address the controls over the preparation of its quarterly financial reports including more extensive and stringent analytical review procedures applied to its results as well as developing task logs and checklists to facilitate the accuracy and completeness of its financial statements and required disclosures. Foamex L.P. has codified and standardized closing journal entries across it facilities and has formalized the review and approval process for such journal entries. Additionally, Foamex L.P. has implemented a standardized consolidation and reporting system.

     Foamex L.P. does not consider the reportable conditions discussed above, either individually or in the aggregate, to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. As discussed above, Foamex L.P. is taking actions to remediate the reportable conditions and has concluded that the existence of the reportable conditions does not have a material impact on its disclosure controls and procedures.

     Foamex L.P.'s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of March 28, 2004 and have concluded that Foamex L.P.'s disclosure controls and procedures were effective as of March 28, 2004. Foamex L.P.'s management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated Foamex L.P.'s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Foamex L.P.'s internal control over financial reporting. Other than as described above, there have been no changes that have materially affected, or are reasonably likely to materially affect, Foamex L.P.'s internal control over financial reporting.

Part II - Other Information.

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in Foamex L.P.'s Annual Report on Form 10-K for the year ended December 28, 2003. The information from Note 8 to the condensed consolidated financial statements is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Foamex L.P. has filed the following Current Reports on Form 8-K for the quarter ended March 28, 2004.

               On January 22, 2004, a Form 8-K furnishing a copy of a Press Release relating to the restatement of the first three quarters of 2003.

               On February 11, 2004, a Form 8-K announcing the election of Raymond E. Mabus as Chairman of the Board of Directors of Foamex International and the resignation of Marshall S. Cogan.

               On February 23, 2004, a Form 8-K furnishing as an exhibit, the Separation Agreement and General Release by and between Marshall
               S. Cogan and Foamex International.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FOAMEX L.P.
                                     By: FMXI, Inc.
                                          Its Managing General Partner


Date:  May 7, 2004                   By:  /s/ K. Douglas Ralph
                                          ----------------------------------
                                          K. Douglas Ralph
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (Duly Authorized Officer)


                                     FOAMEX CAPITAL CORPORATION


Date:  May 7, 2004                   By:  /s/ K. Douglas Ralph
                                          ----------------------------------
                                          K. Douglas Ralph
                                          Executive Vice President and Chief
                                          Financial Officer